Form 10-Q
period 1996-06-30
FAMILY BANCORP
filed 1996-08-13
CIK 825314

                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended 6/30/96

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________  to __________________

                         Commission file number 0-17252

                                 FAMILY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Massachusetts                                   04-2987118
- -------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

   153 Merrimack Street, Haverhill, MA                  01830
- ----------------------------------------              ---------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: 508-374-1911
                                                    ------------

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     4,215,211 shares of the registrant's common stock were outstanding on June 30, 1996.

                          Family Bancorp and Subsidiary

                                      Index

                                                                       Page

Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated balance sheets at June 30, 1996,                3
            December 31, 1995 and June 30, 1995

            Consolidated statements of operations for the three          4
            months and six months ended June 30, 1996 and June 30,
            1995

            Consolidated statements of changes in stockholders'          5
            equity for the six months ended June 30, 1996 and June
            30, 1995

            Consolidated statements of cash flows for the six          6-7
            months ended June 30, 1996 and June 30, 1995

            Notes to consolidated financial statements                   8

Item 2.     Management's discussion and analysis of financial         9-16
            condition and results of operations


Part II.    Other Information

Item 1.     Legal Proceedings                                           17

Item 2.     Changes in Securities                                       17

Item 3.     Defaults upon Senior Securities                             17

Item 4.     Submission of Matters to a Vote of                          17
            Security Holders

Item 5.     Other Information                                           17

Item 6.     Exhibits and Reports on Form 8-K                            17

ITEM 1: FINANCIAL STATEMENTS

FAMILY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

                                                     June 30,       December 31,   June 30,
                                                       1996            1995         1995
                                                    ----------     ------------   ----------
ASSETS
Cash and due from banks                             $   38,866      $   28,449    $   25,010
Short-term investments                                       0          15,825         1,045
Investment securities                                  394,571         351,437       297,140
Loans held for sale                                     10,863           8,056         4,072
Loans, net                                             446,675         451,199       462,811
Investments in R/E and limited partnerships, net         1,216           1,405         1,656
Other real estate owned, net                             3,659           3,430         3,815
Banking premises and equipment                          12,298          12,417        12,460
Accrued interest receivable                              5,974           5,647         5,632
Goodwill                                                 5,658           6,073         6,403
Other assets                                             5,459           8,229         8,147
                                                    ----------      ----------    ----------

TOTAL ASSETS                                        $  925,239        $892,167    $  828,191
                                                    ==========      ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                            $  761,551      $  734,017    $  707,829
Federal Home Loan Bank advances                         69,932          72,195        39,953
Repurchase agreements                                    3,799           3,338         3,424
Funds held in escrow                                     3,273           2,883         3,155
Accrued interest payable                                 1,382           1,523         1,256
Accrued taxes and expenses                               1,915           5,205         3,572
Other liabilities                                       13,435           4,310         5,845
                                                    ----------      ----------    ----------
     TOTAL LIABILITIES                                 855,287         823,471       765,034
                                                    ----------      ----------    ----------

Serial preferred stock ($.10 par value;
    10,000,000 shares authorized; none issued)               -               -             -
Common stock ($.10 par value; 20,000,000
    shares authorized; 5,615,805 shares issued)            562             562           374
Additional paid-in capital                              30,009          30,018        30,065
Retained earnings                                       50,043          47,153        43,843
                                                    ----------      ----------    ----------
                                                        80,614          77,733        74,282

Net unrealized gain (loss) on securities
    available for sale, after tax effects               (1,574)            954          (884)
Less: Treasury stock, at cost (1,400,594 shares
             June 30, 1996; 1,534,007 shares
             at December 31, 1995 and 1,566,458
             shares at June 30, 1995)                   (9,055)         (9,917)      (10,126)
      Unearned compensation- ESOP                          (33)            (74)         (115)
                                                    ----------      ----------    ----------

     TOTAL STOCKHOLDERS' EQUITY                         69,952          68,696        63,157
                                                    ----------      ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  925,239      $  892,167    $  828,191
                                                    ==========      ==========    ==========




SHARES OUTSTANDING                                   4,215,211       4,081,798     4,049,543

BOOK VALUE PER SHARE                                $    16.60      $    16.83    $    15.60
TANGIBLE BOOK VALUE PER SHARE                       $    15.25      $    15.34    $    14.01

See accompanying notes to unaudited financial statements.

FAMILY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

                                                                  Three months ended            Six months ended
                                                                       June 30,                      June 30,
                                                              -------------------------    -------------------------
                                                                 1996           1995          1996           1995
                                                              ----------     ----------    ----------     ----------
Interest and dividend income:
     Interest and fees on loans                               $    9,818     $   10,172    $   19,805     $   19,886
     Interest on securities                                        5,964          4,279        11,327          8,595
     Dividends on securities                                         135            244           264            439
     Interest on short-term investments                               36            141           210            275
                                                              ----------     ----------    ----------     ----------
     TOTAL INTEREST AND DIVIDEND INCOME                           15,953         14,836        31,606         29,195
                                                              ----------     ----------    ----------     ----------

Interest expense:
     Interest on deposits                                          6,346          6,104        12,911         11,668
     Interest on borrowings                                        1,031            590         2,039          1,247
                                                              ----------     ----------    ----------     ----------
     TOTAL INTEREST EXPENSE                                        7,377          6,694        14,950         12,915
                                                              ----------     ----------    ----------     ----------

     Net interest income                                           8,576          8,142        16,656         16,280
     Provision for loan losses                                       250            250           500            500
                                                              ----------     ----------    ----------     ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           8,326          7,892        16,156         15,780
                                                              ----------     ----------    ----------     ----------
Other income:
     Loan fees and charges                                           290            259           544            543
     Gain (loss) on mortgage loans, net                              (76)            71           (81)            99
     Gain (loss) on securities, net                                   21            149           223            135
     All other income                                              1,380            995         2,426          1,992
                                                              ----------     ----------    ----------     ----------
     TOTAL OTHER INCOME                                            1,615          1,474         3,112          2,769
                                                              ----------     ----------    ----------     ----------
Operating expenses:
     Salaries and employee benefits                                3,072          2,681         5,895          5,423
     Occupancy and equipment                                       1,005            916         1,958          1,808
     Advertising                                                     400            205           700            342
     Data processing                                                 261            246           511            538
     Losses on real estate and limited partnerships, net             209             12           313            189
     Property management expenses                                     92             68           145            226
     Regulatory assessments                                          106            399           212            798
     Amortization of goodwill                                        208            184           415            365
     Merger related expenses                                         533              0           533              0
     Other general & administrative                                1,262          1,328         2,346          2,378
                                                              ----------     ----------    ----------     ----------
     TOTAL OPERATING EXPENSES                                      7,148          6,039        13,028         12,067
                                                              ----------     ----------    ----------     ----------

Income before taxes                                                2,793          3,327         6,240          6,482
Provision for income taxes                                         1,115          1,364         2,450          2,608
                                                              ----------     ----------    ----------     ----------

NET INCOME                                                    $    1,678     $    1,963    $    3,790     $    3,874
                                                              ==========     ==========    ==========     ==========



Average number of common shares outstanding- primary           4,241,917      4,201,715     4,208,888      4,184,472
Average number of common shares outstanding- fully-diluted     4,247,010      4,201,481     4,216,606      4,190,067

Net income per share:
     Primary                                                  $     0.40     $     0.47    $     0.90     $     0.93
     Fully-diluted                                            $     0.40     $     0.47    $     0.90     $     0.93


Dividends paid per share                                      $     0.12     $     0.10    $     0.22     $    0.183


See accompanying notes to unaudited financial statements.

                         FAMILY BANCORP AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the six months ended June 30, 1996 and 1995
                                                      (Dollars in thousands)
                                                            (unaudited)

                                                                                         Net
                                                                                      Unrealized
                                                                                      Gain (Loss)
                                                             Additional              on Securites              Unearned
                                                     Common    Paid-in    Retained     Available   Treasury   Compensation-
                                                      Stock    Capital    Earnings     for Sale     Stock     ESOP           Total
                                                     ------  ---------    --------   ------------  --------   ------------- -------
Balance at December 31, 1995                           $562    $30,018     $47,153      $  954    ($ 9,917)      ($ 74)     $68,696
Net income                                                -          -       3,790           -           -           -        3,790
Dividends declared                                        -          -        (900)          -           -           -         (900)
Derease in unearned compensation- ESOP                    -          -           -           -           -          41           41
Stock options exercised                                   -         (9)          -           -         862           -          853
Change in net unrealized gain (loss) on
   securities available for sale, after tax effects       -          -           -      (2,528)          -           -       (2,528)
                                                       ----    -------     -------      ------     -------        ----      -------

Balance at June 30, 1996                               $562    $30,009     $50,043     ($1,574)   ($ 9,055)      ($ 33)     $69,952
                                                       ====    =======     =======      ======     =======        ====      =======



Balance at December 31, 1994                           $374    $30,079     $40,707     ($7,084)   ($10,374)      ($155)     $53,547
Net income                                                -          -       3,874           -           -           -        3,874
Dividends declared                                        -          -        (738)          -           -           -         (738)
Derease in unearned compensation- ESOP                    -          -           -           -           -          40           40
Stock options exercised                                   -        (14)          -           -         248           -          234
Change in net unrealized gain (loss) on
   securities available for sale, after tax effects       -          -           -       6,200           -           -        6,200
                                                       ----    -------     -------      ------     -------        ----      -------

Balance at June 30, 1995                               $374    $30,065     $43,843     ($  884)   ($10,126)      ($115)     $63,157
                                                       ====    =======     =======      ======     =======        ====      =======


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)
(Unaudited)

                                                                     Six months ended
                                                                          June 30,
                                                                  ----------------------

                                                                       1996         1995
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                 $   3,790    $   3,874
       Adjustments to reconcile net income to net cash
          provided by operating activities:
       Provision for loan losses                                        500          500
       Loss on real estate and limited partnerships                     313          189
       Net amortization of securities                                   852           87
       Amortization of net deferred loan (fees) costs                    20           12
       Depreciation expense                                             938          772
       (Gain) loss on securities                                       (223)        (135)
       Decrease (increase) in accrued interest receivable              (327)         (40)
       Increase (decrease) in accrued income taxes and expenses      (1,411)         275
       Increase (decrease) in accrued interest payable                 (141)         178
       Amortization of deferred premium on sold loans                    79           93
       Amortization of intangible assets                                415          364
       Purchase of trading securities                               (15,633)           -
       Proceeds from sales of trading securities                     15,598            -
       Loans originated for sale                                    (20,476)      (8,187)
       Principal balance of loans sold                               17,669        6,349
       Other, net                                                      (201)       1,496
                                                                  ---------    ---------

         Net cash provided (used) by operating activities             1,762        5,827
                                                                  ---------    ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from maturities of investment securities              3,698        2,700
       Proceeds from sales of investment securities                 270,164      113,733
       Purchase of investment securities                           (338,685)    (126,493)
       Principal payments received on asset-backed securities        28,833       15,005
       Loans originated, net of principal payments received           2,961      (13,657)
       Proceeds from sales of other real estate owned                   588        2,243
       Purchase of banking premises and equipment                      (804)      (1,123)
                                                                  ---------    ---------

               Net cash provided (used) by investing activities     (33,245)      (7,592)
                                                                  ---------    ---------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued from previous page)
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in deposits                                          27,534      (1,868)
       Net increase (decrease) in repurchase agreements                                461         978
       Proceeds from Federal Home Loan Bank advances                                     -       1,025
       Maturities of Federal Home Loan Bank advances                               (12,263)     (3,552)
       Net increase of short-term borrowing                                         10,000      (1,235)
       Proceeds from stock options exercised                                           853         234
       Net increase (decrease) in funds held in escrow                                 390       1,011
       Cash dividends paid on common stock                                            (900)       (738)
                                                                                 ---------   ---------

               Net cash provided (used) by financing activities                     26,075      (4,145)
                                                                                 ---------   ---------


       Net increase (decrease) in cash and cash equivalents                         (5,408)     (5,910)

       Cash and cash equivalents, beginning balance                                 44,274      31,965
                                                                                 ---------   ---------

       Cash and cash equivalents, ending balance                                 $  38,866   $  26,055
                                                                                 =========   =========


       Supplemental Financial Data:

       Transfers from loans to other real estate owned                           $   1,043   $     204
       Transfers from banking premises and equipment to real estate investments          -         624
       Cash paid for interest on borrowings                                          2,109       1,253
       Cash paid for interest on deposits                                           13,008      11,746
       Income taxes paid                                                             3,452       2,832


See accompanying notes to unaudited consolidated financial statements.

                          Family Bancorp and Subsidiary
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
              ----------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated interim financial statements of Family Bancorp and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of Family Bancorp and Subsidiary for the year ended December 31, 1995.

     Consolidated financial information as of June 30, 1996 and the results of operations and the statement of cash flows for the interim periods ended June 30, 1996 and 1995 are unaudited, and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

(2)  ACCOUNTING FOR CAPITALIZED MORTGAGE SERVICING RIGHTS

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting For Mortgage Servicing Rights." SFAS No. 122 requires rights to service mortgage loans for others to be capitalized as separate assets, whether acquired through purchase or origination, if such loans are sold or securitized with servicing rights retained. Prior to the issuance of SFAS No. 122, the capitalization of originated mortgage servicing rights was not allowed under generally accepted accounting principles.

     Capitalized mortgage servicing rights are to be amortized to servicing revenue in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is to be assessed based on the fair value of those rights. As of June 30, 1996, the Company had recorded capitalized mortgage servicing rights of $83,000.

(3)  COMMITMENTS

     At June 30, 1996, the Company had the following commitments which are not reflected in the balance sheet:
           Firm commitments to grant loans                             $24,345
           Standby letters of credit                                     6,295
           Unadvanced home equity lines of credit                       37,215
           Unadvanced commercial and construction lines of credit       22,929

(4)  RECLASSIFICATIONS

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

     On October 23, 1995, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on the Company's common stock payable on November 27, 1995 to stockholders of record on November 10, 1995. All applicable share and per share data have been adjusted to reflect the effect of the three-for-two split.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. The Company had net income of $1.7 million, equivalent to $.40 per share, as compared with earnings of $2.0 million, equivalent to $.47 per share during the same quarter in 1995. Included in the most recent quarter's results were merger related expenses net of taxes of $447,000 or $.11 per share. For the six months year-to-date period in 1996, net income was $3.8 million, or $.90 per share, versus $3.9 million or $.93 per share for the 1995 period.

Following the close of business on May 30, 1996, Peoples Heritage Financial Group, Inc. ("Peoples Heritage"), a Maine based corporation, and the Company entered into an Agreement and Plan of Merger (the "Agreement") which sets forth the terms and conditions under which the Company will merge with and into Peoples Heritage (the "Merger"). The Agreement provides that upon consummation of the Merger, each outstanding share of the Company's common stock will be converted into the right to receive 1.26 shares of common stock of Peoples Heritage. The transaction will be accounted for under the purchase method of accounting. Consummation of the Merger is subject to the approval of the shareholders of Peoples Heritage and the Company and the receipt of all required regulatory approvals, as well as other customary conditions. It is anticipated that the Merger will be completed before year-end 1996.

Net interest income was $8.6 million for the second quarter 1996, up $434,000 from the same period in 1995. Net interest income for the six-month period was also up slightly from $16.3 million in 1995 to $16.7 million in 1996. Non interest income was up for the second quarter and year-to-date for 1996 versus 1995, by $141,000 and $343,000 respectively. This was primarily due to an increase in deposit account fees.

Operating expenses increased from $6.0 million during the second quarter of 1995 to $7.1 million in 1996. Operating expenses for the six month period increased $961,000 for 1996 versus 1995. Included in the quarter's results were merger related expenses of $533,000.

Loans outstanding at June 30, 1996 were $454.3 million, down $4.3 million from $458.6 million at year end 1995. This primarily resulted from a decrease in consumer loans of $7.5 million due to the Company's decision to no longer originate indirect automobile loans; a decline in residential mortgages of $6.8 million due to a decrease in the origination of adjustable-rate mortgages, and a decline in home equity lines of credit of $3.8 million. Commercial loans however increased $13.9 million, or 8.3%, from December 31, 1995 to June 30, 1996. Non-performing loans were 0.75% of total loans at June 30, 1996, down from 0.95% at December 31, 1995. Non-performing assets were 0.78% of total assets at June 30, 1996.

The Company classified 100% of its investment portfolio as "available for sale" in the fourth quarter of 1995. Due to rising interest rates over the first half of 1996 the market value of this portfolio was reduced from a net unrealized gain of $1.7 million at December 31, 1995 to an unrealized loss of $2.7 million at June 30, 1996.

The following table presents average balances (including non-accrual loans), interest income/expense and yield/rate for interest-earning assets and interest-bearing liabilities for the periods indicated.

                                                                             For the Three Months Ended
                                                      -------------------------------------------------------------------------
                                                                 June 30, 1996                          June 30, 1995
                                                      ---------------------------------      ----------------------------------
                                                                  Interest                               Interest
                                                       Average     Income/       Yield/       Average    Income/        Yield/
                                                       Balance     Expense        Rate        Balance    Expense         Rate
                                                      ---------------------------------      ----------------------------------
Loans                                                 $460,152    $ 9,818         8.53%      $474,204    $10,172          7.73%
Investment securities                                  383,393      6,099         6.36        287,723      4,523          5.94
Short-term investments                                   2,633         36         5.47          9,816        141          3.93
                                                      -------------------                    -------------------
     Average earning assets                            846,178     15,953         7.54        771,743     14,836          6.91

Other assets                                            55,182                                 49,390
                                                      --------                               --------
                                                      $901,360                               $821,133
                                                      ========                               ========

Interest-bearing deposits                             $665,131      6,345         3.82       $637,757      6,104          2.97
Borrowed funds                                          75,933      1,032         5.44         43,817        590          5.09
                                                      -------------------                    -------------------
     Average interest-bearing liabilities              741,064      7,377         3.98        681,574      6,694          3.18

Demand deposits                                         78,776                                 65,085
Other liabilities                                       13,125                                 13,657
Stockholders' equity                                    68,395                                 60,817
                                                      --------                               --------
                                                      $901,360                               $821,133
                                                      ========                               ========

Net interest income                                               $ 8,576                                $ 8,142
                                                                  =======                                =======

Average interest-rate spread                                                      3.56                                    3.73
Net yield on interest-earning assets                                              4.05%                                   4.07%



                                                                             For the Six Months Ended
                                                      -------------------------------------------------------------------------
                                                                 June 30, 1996                          June 30, 1995
                                                      ---------------------------------      ----------------------------------
                                                                  Interest                               Interest
                                                       Average     Income/       Yield/       Average    Income/        Yield/
                                                       Balance     Expense        Rate        Balance    Expense         Rate
                                                      ---------------------------------      ----------------------------------

Loans                                                 $462,284    $19,805         8.57%      $470,156    $19,886          7.72%
Investment securities                                  367,140     11,591         6.31        289,298      9,034          5.95
Short-term investments                                   7,970        210         5.27          9,335        275          3.69
                                                      -------------------                    -------------------
     Average earning assets                            837,394     31,606         7.55        768,789     29,195          6.92

Other assets                                            56,408                                 47,177
                                                      --------                               --------
                                                      $893,802                               $815,966
                                                      ========                               ========

Interest-bearing deposits                             $661,152     12,910         3.91       $634,167     11,668          2.97
Borrowed funds                                          73,692      2,040         5.54         46,014      1,247          5.25
                                                      -------------------                    -------------------
     Average interest-bearing liabilities              734,844     14,950         4.07        680,181     12,915          3.18

Demand deposits                                         76,012                                 63,758
Other liabilities                                       14,205                                 13,495
Stockholders' equity                                    68,741                                 58,532
                                                      --------                               --------
                                                      $893,802                               $815,966
                                                      ========                               ========

Net interest income                                               $16,656                                $16,280
                                                                  =======                                =======

Average interest-rate spread                                                      3.48                                    3.74
Net yield on interest-earning assets                                              3.98%                                   4.09%


                              RESULTS OF OPERATIONS
                              ---------------------


NET INCOME. The Company had net income of $1.7 million, or $.40 per share, for the quarter ended June 30, 1996 versus net income of $2.0 million, or $.47 per share, for the quarter ended June 30, 1995. Included in the 1996 results are merger related expenses net of taxes of $447,000, equivalent to $.11 per share. The merger related expenses pertain to the previously announced acquisition of the Company by Portland, Maine based Peoples Heritage Financial Group. Net income for the first six months of 1996 was $3.8 million, or $.90 per share as compared with earnings of $3.9 million, or $.93 per share during the same period in 1995.

INTEREST AND DIVIDEND INCOME. Interest and dividend income was $16.0 million in the second quarter of 1996 versus $14.8 million in 1995's second quarter, an increase of 7.5%. Interest on securities increased $1.6 million from $4.5 million in 1995 to $6.1 million in 1996. This resulted from a $95.7 million increase in the average balance outstanding, coupled with an average yield increase of 42 basis points from the second quarter of 1995 to 1996's second quarter. Interest and fees on loans decreased $354,000 primarily due to a decrease in the average balance outstanding of $14.1 million. The average yield increased 80 basis points from 7.73% in 1995 to 8.53% in 1996. Interest on short term securities dropped $105,000 as the average balance outstanding declined $7.2 million from $9.8 million in 1995 to $2.6 million in 1996. The average yield on these investments increased from 3.93% in 1995 to 5.47% in 1996.

Interest and dividend income increased $2.4 million for the first six months of 1996 compared to the same period in 1995. This is attributable to a growth in average earning assets of $68.6 million from year-to-year and an increase in the average yield on these assets of 63 basis points. Interest on securities increased by $2.6 million from $9.0 million in 1995 to $11.6 million in 1996. This resulted from an increase in the average balance outstanding from $289.3 million in 1995 to $367.1 million in 1996 an increase of $77.8 million. Interest and fees on loans remained relatively the same year-to-year as the average loans outstanding declined $7.9 million, but the average yield on these loans increased by 85 basis points.

INTEREST EXPENSE. Interest expense increased $683,000 from $6.7 million for the second quarter of 1995 to $7.4 million for the second quarter of 1996. This resulted from an increase of $59.5 million in the average balance outstanding of interest-bearing liabilities from $681.6 million in 1995 to $741.1 million for the second quarter of 1996. The average rate on these liabilities increased 80 basis points over the same periods. The average balance outstanding on interest-bearing deposits rose $27.4 million period-to-period and the average rate paid on these deposits increased from 2.97% in 1995 to 3.82% in 1996. The average balance outstanding on borrowed funds also increased by $32.1 million and the rate on these funds increased by 0.35%.

Interest expense for the comparable six month period was up $2.1 million, from $12.9 million for 1995 to $15.0 million for 1996, primarily due to an increase in volume. Average interest-bearing liabilities outstanding rose $54.7 million from $680.1 million in 1995 to $734.8 in 1996. Average interest-bearing deposits outstanding increased $27.0 million year-to-year and the rate paid on these deposits increased from 2.97% in 1995 to 3.91% in 1996. Average borrowed funds outstanding increased from period-to-period by $27.7 million. The rate paid on these funds increased by 0.29%.

PROVISION FOR LOAN LOSSES. Management considers many factors when assessing the adequacy of the allowance for loan losses and thus the amount of any provision for losses. These may include the collectibility of specific loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. Ultimate loan losses may vary significantly from current estimates.

The Company made a provision for loan losses of $250,000 in the second quarter of 1996 and 1995. The level of non-performing loans declined to $3.4 million at June 30, 1996 from $5.7 million at June 30, 1995. Non-performing loans to total loans were 0.75% at June 30, 1996 versus 1.21% at June 30, 1995. A provision of $500,000 was made for the first six months of 1996 and 1995. Net charge-offs on loans decreased from $929,000 in 1995 to $167,000 in the 1996 period.

The Company's allowance for loan losses was $6.8 million at June 30, 1996, which represents 197.37% of non-performing loans and 1.49% of total loans, versus an allowance for loan losses of $6.3 million or 110.92% of non-performing loans and 1.34% of total loans at June 30, 1995.

OTHER INCOME (CHARGES). Other income increased from $1.5 million in the second quarter of 1995 to $1.6 million in 1996. Deposit fee income increased $382,000 or 40.7% period-to-period. This was mainly attributable to the continued success of the Company's new retail checking account program initiated in the first quarter of 1996. Mortgage and security sales resulted in a net loss of $55,000 in 1996 versus a net gain of $220,000 in the 1995 period.

Other income for the first six months of 1996 was $3.1 million, up $343,000 from $2.8 million in the prior year period. This was mainly due to the increase in deposit fee income of $443,000 or 23.5% resulting from the new checking program. Mortgage and security gains were down $92,000 period-to-period.

PROVISION FOR INCOME TAX. The provision for income taxes was calculated assuming an effective tax rate of 39.9% for the second quarter of 1996 and 41.0% for the second quarter of 1995. The provision for the first six months of 1996 was 39.3% versus 40.2% for the 1995 period. The Company has reduced its state tax liability through the use of tax-advantaged securities corporations as allowed by Massachusetts law. The securities corporations are subsidiaries of the Company's bank subsidiary.

                               FINANCIAL CONDITION
                               -------------------


GENERAL. Total assets were $925.2 million at June 30, 1996, up from $892.2 million at December 31, 1995 and $828.8 million at June 30, 1995. Investment securities increased $43.1 million from year-end 1995 to $394.6 million at June 30, 1996. Loans decreased by $4.3 million from year-end 1995 to June 30, 1996 due to a decline in consumer loans of $7.5 million, a decline in residential real estate of $6.8 million and a decline in home equity lines of credit of $3.8 million, partially offset by an increase in commercial loans of $13.9 million.

Total deposits increased $27.6 million from $734.0 million at year-end 1995 to $761.6 million at June 30, 1996. The balance in transaction accounts increased $16.6 million for the period.

LOANS. Total loans outstanding at June 30, 1996 were $454.3 million as compared to $458.6 million at December 31, 1995. Commercial loans rose to $181.1 million at June 30, 1996, up $13.9 million from year-end 1995. In particular, non-real estate commercial loans rose $10.4 million during the six month period. Residential real estate has declined over the 6 month period due to a decrease in the origination of adjustable-rate mortgages. Adjustable-rate mortgages and fixed-rate mortgages having final maturities of ten years or less are typically originated for the Company's loan portfolio. Consumer loans have decreased due to the Company's decision to no longer originate any indirect automobile loans. The Company determined that such loans presented higher risks and lower yields than alternative investment options.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

                                             June 30, 1996     December 31, 1995
                                             -------------     -----------------
           Real Estate:
              Residential                       $189,581             $196,404
              Commercial                         130,051              127,457
              Construction                         5,154                4,291
              Home Equity Line of Credit          39,790               43,605
           Commercial Loans                       45,878               35,441
           Consumer                               43,884               51,380
                                                --------             --------
              Total Loans                        454,338              458,578
           Less:Deferred income on loans            (903)                (952)
                Allowance for loan losses         (6,760)              (6,427)
                                                --------             --------
              Loans, net                        $446,675             $451,199
                                                ========             ========

ALLOWANCE FOR LOAN LOSSES. Funds provided for possible loan losses for both the second quarter of 1996 and 1995 were $250,000. Net recoveries in the second quarter of 1996 totaled $4,000 compared to net charge-offs of $646,000 for the prior year period. This favorable net recovery position in the second quarter of 1996 was mainly the result of commercial loan recoveries totalling $218,000.

The allowance for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio, including commitments to extend credit. The allowance is established through a provision for loan losses which is a charge to operations. The determination of the adequacy of the allowance involves substantial uncertainties and is based upon management's periodic assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment. In addition, management analyzes current levels and trends in charge-off, delinquency and nonaccruing loan data, as well as, forecasted economic conditions and the overall banking environment.

The following table analyzes changes in the allowance for loan losses over the past five quarters:

                                                       For the Quarter Ended
                                         ----------------------------------------------------
                                         6/30/96     3/31/96   12/31/95    9/30/95    6/30/95
                                         -------     -------   --------    -------    -------
                                                            (In Thousands)
Allowance, beginning of period            $6,506      $6,427     $6,536     $6,285     $6,681
Provision                                    250         250        400        250        250
                                          ------      ------     ------     ------     ------
                                           6,756       6,677      6,936      6,535      6,931
                                          ------      ------     ------     ------     ------
Charge-offs:
   Commercial                                 19          39        397          -        486
   Residential                               119          69         27         94         13
   Consumer                                  106         170        189        119        179
                                          ------      ------     ------     ------     ------
     Total charge-offs                       244         278        613        213        678
                                          ------      ------     ------     ------     ------
Recoveries:
   Commercial                                218          82         90        167         27
   Residential                                 9           -          -          8          3
   Consumer                                   21          25         14         39          2
                                          ------      ------     ------     ------     ------
     Total recoveries                        248         107        104        214         32
                                          ------      ------     ------     ------     ------
Net charge-offs (recoveries)                  (4)        171        509         (1)       646
                                          ------      ------     ------     ------     ------

Allowance, end of period                  $6,760      $6,506     $6,427     $6,536     $6,285
                                          ======      ======     ======     ======     ======
Allowance as a percentage of:
   Total loans                               1.5%        1.4%       1.4%       1.4%       1.3%
   Non-performing loans                    197.4%      187.3%     146.8%     114.0%     110.9%


NON-PERFORMING ASSETS. Non-performing assets totaled $7.2 million at June 30, 1996, a decrease of $625,000 from $7.8 million at December 31, 1995. This decrease was mainly due to a reduction in the balance of nonaccruing loans.

It is the Company's policy to discontinue the accrual of interest and reverse any unpaid accrued amounts when a loan is past due 90 days or more, or when, in the judgement of management, the collectibility of principal or interest becomes doubtful. The Company may continue to accrue interest on loans past due 90 days or more if the loans are well secured and in the process of collection.

Impaired loans amounting to $2.7 million at June 30, 1996 are included in various categories in the table below and the allowance for losses on impaired loans was $408,000 at June 30, 1996. An impaired loan is a loan for which it is probable that the lender will not be able to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan is required to be measured on a loan by loan basis either by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company's loans which have been impaired have been measured by the fair value of existing collateral.

Restructured loans have generally been modified to provide the borrower a below market rate or more favorable repayment terms as a result of a change in the borrower's financial condition. The Bank could also require that the modified loan be secured by additional collateral if available. Restructured loans typically remain on non-accrual status until adequate performance, under the restructuring agreement, is demonstrated.

Other real estate owned is real estate acquired through foreclosure or by deed in lieu of foreclosure. At June 30, 1996, 78.7%, or $3.0 million of other real estate owned was comprised of three commercial properties.

The following table sets forth the principal balance of: (a) loans on a nonaccrual basis, (b) other real estate owned, (c) accruing, restructured loans, and (d) other impaired loans not included in categories (a) through (c).

                                      6/30/96    3/31/96   12/31/95     9/30/95     6/30/95
                                      -------    -------   --------     -------     -------

                                                              (In Thousands)
   Nonaccruing loans                   $3,425    $ 3,474    $ 4,379     $ 5,733     $ 5,666
   Other real estate owned              3,759      4,057      3,430       3,840       3,815
                                       ------    -------    -------     -------     -------
   Total non-performing assets          7,184      7,531      7,809       9,573       9,481

   Accruing, restructured loans           831      3,042      3,722       1,459         814
   Other impaired loans                   305        443      1,202           -           -
                                       ------    -------    -------     -------     -------
        Total                          $8,320    $11,016    $12,733     $11,032     $10,295
                                       ======    =======    =======     =======     =======


INVESTMENTS. Investment securities represent a significant portion of the Company's earning assets. Investment securities totaled $394.6 million, or 42.6% of total assets, at June 30, 1996 and $351.4 million, or 39.4% of total assets, at December 31, 1995. The Company classified 100% of its investment portfolio as "available for sale" in the fourth quarter of 1995. The Company had an unrealized gain on its "available for sale" securities of $1.7 million at December 31, 1995, but due to a rising interest rate environment during the first half of 1996 the Company had an unrealized loss of $2.7 million at June
30, 1996. The following table presents the amortized cost of investment securities at the dates indicated:

                                                           June 30, 1996    December 31, 1995
                                                           -------------    -----------------

                                                                   (In Thousands)
U.S. Treasury and government agencies                         $ 44,924          $ 51,987
State and municipal obligations                                  4,190               790
Other bonds and obligations                                     20,887            36,022
Mortgage-backed securities                                     120,357           141,643
REMICs and CMOs                                                188,901            98,205
Other asset-backed securities                                    5,388             8,277
Marketable equity securities                                     6,063             7,603
Restricted equity securities                                     6,591             5,231
   Unrealized gain (loss) on securities
     available for sale                                         (2,728)            1,679
                                                               -------          --------

                                                              $394,573          $351,437
                                                              ========          ========


FIXED ASSETS. The Company's fixed assets are little changed from December 31, 1995 to June 30, 1996. The Company has no plans for major cash outlays for fixed assets in the immediate future.

DEPOSITS. Deposits represent the major source of funding for earning assets. Deposit flows vary in response to prevailing rates, economic conditions and competition. The Company's deposit mix shifted somewhat in 1996 and 1995 as more consumers opted to invest in certificates of deposit and out of savings deposits in response to higher interest rates.

The Company initiated a program in the first quarter of 1996 to increase its base of transaction accounts in an effort to build customer relationships and reduce it interest cost of funds. The balance in transaction accounts increased $16.6 million to $179.0 million at June 30, 1996 from $162.4 million at year-end 1995, primarily as a result of this program.

FEDERAL HOME LOAN BANK ADVANCES. Advances from the Federal Home Loan Bank (FHLB) of Boston are utilized from time to time to fund long-term, fixed-rate loan commitments and liquidity needs. At June 30, 1996, these advances totaled $69.9 million as compared to $72.2 million at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES. The Company's principal sources of liquidity are payments of loan principal, maturities of investment securities principal payments on asset-backed securities, retail deposits and advances from the FHLB. These sources of liquidity are used to fund new loans and investments and other capital requirements which arise in the normal course of the Company's business activities.

The objective of liquidity management is to assess and provide for the Company's funding requirements for loans and deposits while striving to allocate available assets for optimum investment.

The Company's banking subsidiary must meet minimum capital adequacy standards set by its regulator, the Office of Thrift Supervision. Banks are required by the OTS to maintain a minimum core capital ratio of 3.00%, and a minimum capital to risk-weighted assets ratio of 8.00%. At June 30, 1996, Family Bank maintained a core capital ratio of 6.41%, and a risk-based capital ratio of 11.55%. The after tax effect of SFAS No. 115 on stockholders' equity, goodwill and certain real estate investments are not included in capital when calculating these regulatory capital to asset ratios.

The Company's capital to asset ratio as defined by generally accepted accounting principles (GAAP) was 7.56% at June 30, 1996.

IMPACT OF INFLATION. The consolidated financial statements and related consolidated financial data present herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial positions and operating results in terms of historical dollars and without considering change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or at the same magnitude as the price of goods and services.

                           PART II - OTHER INFORMATION

Item  1.   Legal Proceedings
                 None

Item  2.   Changes in Securities
                 None

Item  3.   Defaults Upon Senior Securities
                 None

Item  4.   Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Stockholders of Family Bancorp was held on April 30, 1996. The number of shares eligible to vote were 4,087,048. Quorum was 3,534,017 or 86.4 percent of eligible voting shares tabulated. The results of the matters submitted to a vote of Security Holders were as follows:

               1. To elect two (2) Group C Directors, each for a three-year term, and one (1) Group B Director for a two-year term.

                                             Number of Shares
                                             ----------------

               Group C Directors:              For          Against   Withheld
                                               ---          -------   --------

                    Charles George, Jr.    3,481,778        52,239        -
                    Kenneth L. Paul        3,481,778        52,239        -

               Group B Director:

                    Elkin B. McCallum      3,481,778        52,239        -

               The following directors continue their terms in office:

                    John E. Veasey
                    David D. Hindle

               2. To ratify the appointment of Wolf & Company, P.C. as the Company's independent certified public accountants for the current fiscal year.

                                          Number of Shares
                                          ----------------

                    For                    3,360,025
                    Against                   97,722
                    Withheld                  76,270

Item  5.   Other Information
                      None

Item 6.    Exhibits and Reports on Form 8-K

               Form 8-K relative to the Agreement and Plan of Merger, dated as of May 30, 1996 among Peoples Heritage Financial Group Inc. and Family Bancorp was filed on June 7, 1996.

                                   SIGNATURES




Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Family Bancorp and Subsidiary
                        -----------------------------



Date:    August 8           , 1996        By:   /s/ David D. Hindle
     -----------------------  ----              -----------------------
                                                David D. Hindle
                                                Chief Executive Officer



Date:     August 8          , 1996        By:   /s/ George E. Fahey
     -----------------------  ----              -----------------------
                                                George E. Fahey
                                                Principal Financial
                                                   and Acctg Officer