Form 10-Q
period 1996-09-30
FAMILY BANCORP
filed 1996-11-14
CIK 825314

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended 9/30/96
                     -------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.




For the transition period from ________________ to _________________


                         Commission file number 0-17252
                                                -------

                                 FAMILY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                         04-2987118
--------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  153 Merrimack Street, Haverhill, MA                               01830
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: 508-374-1911
                                                    ------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

      4,309,709 shares of the registrant's common stock were outstanding on SEPTEMBER 30, 1996.

                          Family Bancorp and Subsidiary

                                      Index


                                                                           Page

Part I.        Financial Information

Item 1.        Financial Statements

               Consolidated balance sheets at September 30, 1996,             3
               December 31, 1995 and September 30, 1995

               Consolidated statements of operations for the three            4
               months and nine months ended September 30, 1996 and September 30, 1995

               Consolidated statements of changes in stockholders'            5
               equity for the nine months ended September 30, 1996
               and September 30, 1995

               Consolidated statements of cash flows for the nine           6-7
               months ended September 30, 1996 and September 30, 1995

               Notes to consolidated financial statements                     8

Item 2.        Management's discussion and analysis of financial           9-16
               condition and results of operations



Part II.       Other Information

Item 1.        Legal Proceedings                                             17

Item 2.        Changes in Securities                                         17

Item 3.        Defaults upon Senior Securities                               17

Item 4.        Submission of Matters to a Vote of                            17
               Security Holders

Item 5.        Other Information                                             17

Item 6.        Exhibits and Reports on Form 8-K                              17

ITEM 1: FINANCIAL STATEMENTS

FAMILY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)
                                                     September 30,     December 31,    September 30,
                                                         1996             1995              1995
                                                     -------------     ------------    -------------
ASSETS
Cash and due from banks                               $   31,942       $   28,449       $   30,110
Short-term investments                                     2,990           15,825            4,150
Investment securities                                    380,943          351,437          316,870
Loans held for sale                                        6,937            8,056            9,795
Loans, net                                               457,440          451,199          457,619
Investments in R/E and limited partnerships, net           1,145            1,405            1,586
Other real estate owned, net                               2,161            3,430            3,840
Banking premises and equipment                            11,954           12,417           12,311
Accrued interest receivable                                5,764            5,647            5,856
Goodwill                                                   5,450            6,073            6,340
Other assets                                              11,071            8,229            6,170
                                                      ----------       ----------       ----------

TOTAL ASSETS                                          $  917,797       $  892,167       $  854,647
                                                      ==========       ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                              $  762,562       $  734,017       $  726,506
Federal Home Loan Bank advances                           64,544           72,195           44,673
Repurchase agreements                                      3,833            3,338            1,789
Funds held in escrow                                       4,367            2,883            5,768
Accrued interest payable                                   1,400            1,523            1,344
Accrued taxes and expenses                                 3,314            5,205            3,953
Other liabilities                                          4,867            4,310            5,235
                                                      ----------       ----------       ----------

     TOTAL LIABILITIES                                   844,887          823,471          789,268
                                                      ----------       ----------       ----------

Serial preferred stock ($.10 par value;
    10,000,000 shares authorized; none issued)                --               --               --
Common stock ($.10 par value; 20,000,000
    shares authorized; 5,615,805 shares issued)              562              562              374
Additional paid-in capital                                30,676           30,018           30,153
Retained earnings                                         51,444           47,153           45,575
                                                      ----------       ----------       ----------

                                                          82,682           77,733           76,102
Net unrealized gain (loss) on securities
    available for sale, after tax effects                 (1,314)             954             (657)
Less: Treasury stock, at cost (1,306,096 shares
      September 30, 1996; 1,534,007 shares
         at December 31, 1995 and 1,542,457
         shares at September 30, 1995)                    (8,444)          (9,917)          (9,971)
      Unearned compensation- ESOP                            (14)             (74)             (95)
                                                      ----------       ----------       ----------

     TOTAL STOCKHOLDERS' EQUITY                           72,910           68,696           65,379
                                                      ----------       ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  917,797       $  892,167       $  854,647
                                                      ==========       ==========       ==========



SHARES OUTSTANDING                                     4,309,709        4,081,798        4,073,542

BOOK VALUE PER SHARE                                  $    16.92       $    16.83       $    16.05
TANGIBLE BOOK VALUE PER SHARE                         $    15.65       $    15.34       $    14.49




See accompanying notes to unaudited financial statements

FAMILY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)
                                                     Three months ended              Nine months ended
                                                       September 30,                    September 30,
                                                ---------------------------       ---------------------------
                                                  1996              1995             1996              1995
                                                ----------       ----------       ----------       ----------
Interest and dividend income:
       Interest and fees on loans               $   10,140       $   10,230       $   29,945       $  30,116
       Interest on securities                        6,251            4,575           17,564          13,170
       Dividends on securities                         200              196              464             635
       Interest on short-term investments               31              108              255             383
                                                ----------       ----------       ----------       ---------
       TOTAL INTEREST AND DIVIDEND INCOME           16,622           15,109           48,228          44,304
                                                ----------       ----------       ----------       ---------

Interest expense:
       Interest on deposits                          6,364            6,468           19,275          18,136
       Interest on borrowings                        1,134              629            3,173           1,876
                                                ----------       ----------       ----------       ---------
       TOTAL INTEREST EXPENSE                        7,498            7,097           22,448          20,012
                                                ----------       ----------       ----------       ---------
       Net interest income                           9,124            8,012           25,780          24,292
       Provision for loan losses                       250              250              750             750
                                                ----------       ----------       ----------       ---------
       NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                               8,874            7,762           25,030          23,542
                                                ----------       ----------       ----------       ---------
Other income:
       Loan fees and charges                           241              224              785             767
       Gain (loss) on mortgage loans, net              (30)              14             (111)            113
       Gain (loss) on securities, net                  119              103              342             238
       All other income                              1,413            1,004            3,839           2,996
                                                ----------       ----------       ----------       ---------
       TOTAL OTHER INCOME                            1,743            1,345            4,855           4,114
                                                ----------       ----------       ----------       ---------
Operating expenses:
       Salaries and employee benefits                3,055            2,717            8,950           8,140
       Occupancy and equipment                       1,025              973            2,983           2,781
       Advertising                                     383              156            1,083             498
       Data processing                                 252              237              763             775
       Losses on real estate and limited
         partnerships, net                             237              (27)             550             162
       Property management expenses                    138               98              283             324
       Regulatory assessments                          (21)             (31)             191             767
       Amortization of goodwill                        207              193              622             558
       Merger related expenses                         832                0            1,365               0
       Other general & administrative                1,221            1,111            3,567           3,489
                                                ----------       ----------       ----------       ---------
       TOTAL OPERATING EXPENSES                      7,329            5,427           20,357          17,494
                                                ----------       ----------       ----------       ---------
Income before taxes                                  3,288            3,680            9,528          10,162
Provision for income taxes                           1,376            1,541            3,826           4,149
                                                ----------       ----------       ----------       ---------

NET INCOME                                      $    1,912       $    2,139       $    5,702       $   6,013
                                                ==========       ==========       ==========       =========
Average number of common shares
  outstanding- primary                           4,304,929        4,227,850        4,211,320       4,192,314
Average number of common shares
  outstanding- fully-diluted                     4,306,886        4,231,618        4,216,415       4,204,954

Net income per share:
       Primary                                  $     0.44       $     0.51       $     1.35       $    1.43
       Fully-diluted                            $     0.44       $     0.51       $     1.35       $    1.43

Dividends paid per share                        $     0.12       $     0.10       $     0.34       $   0.283



See accompanying notes to unaudited financial statements.

                          FAMILY BANCORP AND SUBSIDIARY

                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               For the nine months ended September 30, 1996 and 1995
                                                               (Dollars in thousands)
                                                                     (unaudited)

                                                                             Net
                                                                         Unrealized
                                                                         Gain (Loss)
                                                  Additional             on Securites               Unearned
                                          Common   Paid-in    Retained    Available    Treasury     Compensation-
                                           Stock   Capital    Earnings    for Sale      Stock       ESOP       Total
                                           ----    -------    --------     -------     --------     -----     --------

Balance at December 31, 1995               $562    $30,018    $ 47,153     $   954     ($ 9,917)    ($ 74)    $ 68,696
Net income                                   --         --       5,702          --           --        --        5,702
Dividends declared                           --         --      (1,410)         --           --        --       (1,410)
Decrease in unearned compensation - ESOP     --         --          --          --           --        60           60
Stock options exercised                      --        658          --          --        1,473        --        2,131
Increase (decrease) in net unrealized
   gain (loss) on securities available
   for sale                                  --         --          --      (2,269)          --        --       (2,269)
                                           ----    -------    --------     -------     --------     -----     --------

Balance at September 30, 1996              $562    $30,676    $ 51,445     ($1,315)    ($ 8,444)    ($ 14)    $ 72,910
                                           ====    =======    ========     =======     ========     =====     ========




Balance at December 31, 1994               $374    $30,079    $ 40,707     ($7,084)    ($10,374)    ($155)    $ 53,547
Net income                                   --         --       6,013          --           --        --        6,013
Dividends declared                           --         --      (1,145)         --           --        --       (1,145)
Decrease in unearned compensation - ESOP     --         --          --          --           --        60           60
Stock options exercised                      --         74          --          --          403        --          477
Increase (decrease) in net unrealized
   gain (loss) on securities available
   for sale                                  --         --          --       6,427           --        --        6,427
                                           ----    -------    --------     -------     --------     -----     --------

Balance at September 30, 1995              $374    $30,153    $ 45,575     ($  657)    ($ 9,971)    ($ 95)    $ 65,379
                                           ====    =======    ========     =======     ========     =====     ========






See accompanying notes to unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)
(Unaudited)
                                                                          Nine months ended
                                                                            September 30,
                                                                       ------------------------
                                                                          1996          1995
                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $   5,702      $   6,013
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Provision for loan losses                                                750            750
    Loss on real estate and limited partnerships                             550            162
    Net amortization of securities                                         1,337            231
    Amortization of net deferred loan (fees) costs                            21             30
    Amortization of deferred discount                                         --           (153)
    Depreciation expense                                                   1,431          1,219
    (Gain) loss on securities                                               (342)          (238)
    Decrease (increase) in accrued interest receivable                      (537)          (264)
    Increase (decrease) in accrued income taxes and expenses              (1,697)           656
    Increase (decrease) in accrued interest payable                         (123)           266
    Amortization of deferred premium on sold loans                           117            135
    Amortization of intangible assets                                        623            558
    Purchase of trading securities                                       (26,837)            --
    Proceeds from sales of trading securities                             26,793             --
    Loans originated for sale                                            (23,880)       (20,277)
    Principal balance of loans sold                                       23,576         12,716
    Other, net                                                           (10,975)         2,515
                                                                       ---------      ---------

      Net cash provided (used) by operating activities                    (3,491)         4,319
                                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of investment securities                      5,948          2,700
    Proceeds from sales of investment securities                         331,906        162,146
    Purchase of investment securities                                   (405,102)      (203,256)
    Principal payments received on asset-backed securities                41,864         24,116
    Loans originated, net of principal payments received                  (8,098)        (9,106)
    Proceeds from sales of other real estate owned                         1,993          2,437
    Advances to other real estate owned                                       --           (130)
    Proceeds from sales of real estate investments                            --            419
    Purchase of banking premises and equipment                              (947)        (1,416)
                                                                       ---------      ---------

      Net cash provided (used) by investing activities                   (32,436)       (22,090)
                                                                       ---------      ---------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued from previous page)
                                                                      Nine months ended
                                                                         September 30,
                                                                   -----------------------
                                                                     1996           1995
                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                           $ 28,545       $ 16,809
     Net increase (decrease) in repurchase agreements                   495           (657)
     Proceeds from Federal Home Loan Bank advances                   10,000          6,025
     Maturities of Federal Home Loan Bank advances                  (17,650)        (3,832)
     Net increase of short-term borrowing                              --           (1,235)
     Proceeds from stock options exercised                            2,131            477
     Net increase (decrease) in funds held in escrow                  1,484          3,624
     Cash dividends paid on common stock                             (1,410)        (1,145)
                                                                   --------       --------

             Net cash provided (used) by financing activities        23,595         20,066
                                                                   --------       --------

     Net increase (decrease) in cash and cash equivalents           (12,332)         2,295

     Cash and cash equivalents, beginning balance                    44,274         31,965
                                                                   --------       --------

     Cash and cash equivalents, ending balance                     $ 31,942       $ 34,260
                                                                   ========       ========

     Supplemental Financial Data:


     Transfers from loans to other real estate owned               $  1,086       $    620
     Transfers from banking premises and equipment to real
     estate investments                                                  --            624
     Cash paid for interest on borrowings                             3,231          1,859
     Cash paid for interest on deposits                              19,368         18,149
     Income taxes paid                                                4,823          4,044





See accompanying notes to unaudited consolidated financial statements.

                          Family Bancorp and Subsidiary
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
              ----------------------------------------------------


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated interim financial statements of Family Bancorp and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of Family Bancorp and Subsidiary for the year ended December 31, 1995.

      Consolidated financial information as of September 30, 1996 and the results of operations and the statement of cash flows for the interim periods ended September 30, 1996 and 1995 are unaudited, and in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

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

      Capitalized mortgage servicing rights are to be amortized to servicing revenue in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is to be assessed based on the fair value of those rights. As of September 30, 1996, the Company had recorded capitalized mortgage servicing rights of $83,000.

(3)   COMMITMENTS

      At September 30, 1996, the Company had the following commitments which are not reflected in the balance sheet:

          Firm commitments to grant loans                               $15,397

          Standby letters of credit                                       9,158

          Unadvanced home equity lines of credit                         29,693

          Unadvanced commercial and construction lines of credit         20,205


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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL. The Company had net income of $1.9 million for the quarter ended September 30, 1996, equivalent to $.44 per share, as compared with earnings of $2.1 million, equivalent to $.51 per share during the same quarter in 1995. Included in the most recent quarter's results were merger related expenses net of taxes of $680,000 or $.16 per share. For the nine months year-to-date period in 1996, net income was $5.7 million, or $1.35 per share, versus $6.0 million or $1.43 per share for the 1995 period.

Following the close of business on May 30, 1996, the Company and Peoples Heritage Financial Group, Inc. ("Peoples Heritage"), a Maine based corporation, entered into an Agreement and Plan of Merger (the "Agreement") which sets forth the terms and conditions under which the Company will merge with and into Peoples Heritage (the "Merger"). The Agreement provides that upon consummation of the Merger, each outstanding share of the Company's common stock will be converted into the right to receive 1.26 shares of common stock of Peoples Heritage. The transaction will be accounted for under the purchase method of accounting. Consummation of the Merger is subject to the approval of the shareholders of Peoples Heritage and the Company and the receipt of all required regulatory approvals, as well as other customary conditions. It is anticipated that the Merger will be completed before year-end 1996.

Net interest income was $9.1 million for the third quarter 1996, up $1.1 million from the same period in 1995. Net interest income for the nine-month period was also up from $24.3 million in 1995 to $25.8 million in 1996, a $1.5 million increase. Non interest income was up for the third quarter and year-to-date for 1996 versus 1995, by $398,000 and $741,000 respectively. This was primarily due to an increase in deposit account fees.

Operating expenses increased from $5.4 million during the third quarter of 1995 to $7.3 million in the same quarter in 1996. Operating expenses for the nine month period increased $2.9 million for 1996 versus 1995. Included in the nine months results were merger related expenses of $1.4 million.

Loans outstanding at September 30, 1996 were $465.4 million, up $6.8 million from $458.6 million at year end 1995. This primarily resulted from an increase in commercial real estate loans of $13.5 million and an increase of $13.6 million in commercial loans. These increases were partially offset by a decline of $11.0 million in consumer loans due to the Company's decision to no longer originate indirect automobile loans; a decline in residential mortgages of $7.2 million due to a decrease in the origination of adjustable-rate mortgages, and a decline in home equity lines of credit of $2.0 million. Non-performing loans were 0.60% of total loans at September 30, 1996, down from 0.95% at December 31, 1995. Non-performing assets were 0.54% of total assets at September 30, 1996.

The Company classified 100% of its investment portfolio as "available for sale" in the fourth quarter of 1995. Due to rising interest rates over the first nine months of 1996 the market value of this portfolio was reduced from a net unrealized gain of $1.7 million at December 31, 1995 to an unrealized loss of $2.3 million at September 30, 1996.

The following table presents average balances (including non-accrual loans), interest income/expense and yield/rate for interest-earning assets and interest-bearing liabilities for the periods indicated.


                                                                   For the Three Months Ended
                                              ---------------------------------------------------------------------
                                                     September 30, 1996                  September 30, 1995
                                              --------------------------------    ---------------------------------
                                                           Interest                            Interest
                                               Average     Income/      Yield/     Average     Income/       Yield/
                                               Balance     Expense      Rate       Balance     Expense        Rate
                                              --------------------------------    ---------------------------------

Loans                                         $467,023     $10,140      8.68%     $472,599      $10,230       8.66%
Investment securities                          396,734       6,451      6.50       305,943        4,771       6.24
Short-term investments                           2,438          31      5.09         7,570          108       5.71
                                              --------------------                ---------------------
     Average earning assets                    866,195      16,622      7.67       786,112       15,109       7.69
Other assets                                    57,429                              51,537
                                              --------                            --------
                                              $923,624                            $837,649
                                              ========                            ========

Interest-bearing deposits                     $676,051       6,364      3.77      $643,948        6,468       4.02
Borrowed funds                                  79,689       1,134      5.69        46,817          629       5.37
                                              --------------------                ---------------------
     Average interest-bearing liabilities      755,740       7,498      3.97       690,765        7,097       4.11

Demand deposits                                 82,277                              68,004
Other liabilities                               14,628                              14,801
Stockholders' equity                            70,979                              64,079
                                              --------                            --------
                                              $923,624                            $837,649
                                              ========                            ========
Net interest income                                        $ 9,124                              $ 8,012
                                                           =======                              =======
Average interest-rate spread                                            3.70                                  3.58
Net yield on interest-earning assets                                    4.21%                                 4.08%


                                                                    For the Nine Months Ended
                                              ---------------------------------------------------------------------
                                                     September 30, 1996                  September 30, 1995
                                              --------------------------------    ---------------------------------
                                                           Interest                            Interest
                                               Average     Income/      Yield/     Average     Income/       Yield/
                                               Balance     Expense      Rate       Balance     Expense        Rate
                                              --------------------------------    ---------------------------------
Loans                                         $463,863     $29,945      8.61%     $470,970      $30,116        8.53%
Investment securities                          377,005      18,042      6.38       294,846       13,805        6.24
Short-term investments                           6,126         241      5.25         8,746          383        5.84
                                              --------------------                ---------------------
     Average earning assets                    846,994      48,228      7.59       774,562       44,304        7.63
Other assets                                    55,594                              48,855
                                              --------                            --------
                                              $902,588                            $823,417
                                              ========                            ========

Interest-bearing deposits                     $666,118      19,274      3.86      $637,427       18,136        3.79
Borrowed funds                                  75,691       3,174      5.59        46,281        1,876        5.40
                                              --------------------                ---------------------
     Average interest-bearing liabilities      741,809      22,448      4.03       683,708       20,012        3.90
Demand deposits                                 78,100                              65,174
Other liabilities                               13,164                              10,456
Stockholders' equity                            69,515                              64,079
                                              --------                            --------
                                              $902,588                            $823,417
                                              ========                            ========
Net interest income                                        $25,780                              $24,292
                                                           =======                              =======
Average interest-rate spread                                            3.56                                  3.73
Net yield on interest-earning assets                                    4.06%                                 4.18%


                              RESULTS OF OPERATIONS


NET INCOME. The Company had net income of $1.9 million, or $.44 per share, for the quarter ended September 30, 1996 versus net income of $2.1 million, or $.51 per share, for the quarter ended September 30, 1995. Included in the 1996 results are merger related expenses net of taxes of $680,000, equivalent to $.16 per share. The merger related expenses pertain to the previously announced acquisition of the Company by Portland, Maine based Peoples Heritage Financial Group. Net income for the first nine months of 1996 was $5.7 million, or $1.35 per share as compared with earnings of $6.0 million, or $1.43 per share during the same period in 1995. Merger related expenses for the first nine months of 1996 totaled $1.1 million net of taxes, equivalent to $.27 per share. Excluding merger related expenses, earnings for the quarter would have been 21.2% greater than for the third quarter last year and earnings for the first nine months of 1996 would have been 13.4% greater than for the same period in 1995.

INTEREST AND DIVIDEND INCOME. Interest and dividend income was $16.6 million in the third quarter of 1996 versus $15.1 million in 1995's third quarter, an increase of 9.9%. Interest and dividends on securities increased $1.7 million from $4.8 million in 1995 to $6.5 million in 1996. This resulted from a $90.8 million increase in the average balance outstanding, coupled with an average yield increase of 26 basis points from the third quarter of 1995 to 1996's third quarter. Interest and fees on loans decreased $90,000 primarily due to a decrease in the average balance outstanding of $5.6 million. The average yield on loans was basically the same for both the third quarter 1996 and 1995. Interest on short term securities dropped $77,000 as the average balance outstanding declined $5.2 million from $7.6 million in 1995 to $2.4 million in 1996. The average yield on these investments decreased from 5.71% in 1995 to 5.09% in 1996.

Interest and dividend income increased $3.9 million for the first nine months of 1996 compared to the same period in 1995. This is attributable to a growth in average earning assets of $72.4 million from year-to-year, partially offset by a slight decrease in the average yield on these assets of 4 basis points. Interest and dividends on securities increased by $4.2 million from $13.8 million in 1995 to $18.0 million in 1996. This resulted from an increase in the average balance outstanding from $294.8 million in 1995 to $377.0 million in 1996 an increase of $82.2 million. Interest and fees on loans remained relatively the same year-to-year as the average loans outstanding for the period declined $7.1 million, but the average yield on these loans increased from 8.53% in 1995 to 8.61% in 1996.

INTEREST EXPENSE. Interest expense increased $401,000 from $7.1 million for the third quarter of 1995 to $7.5 million for the third quarter of 1996. This resulted from an increase of $64.9 million in the average balance outstanding of interest-bearing liabilities from $690.8 million in 1995 to $755.7 million for the third quarter of 1996. The average rate on these liabilities decreased 14 basis points over the same periods. The average balance outstanding on interest-bearing deposits rose $32.2 million period-to-period and the average rate paid on these deposits decreased from 4.02% in 1995 to 3.77% in 1996. The average balance outstanding on borrowed funds also increased by $32.9 million and the rate on these funds increased by 0.32%.

Interest expense for the comparable nine month period was up $2.4 million, from $20.0 million for 1995 to $22.4 million for 1996, primarily due to an increase in volume. Average interest-bearing liabilities outstanding rose $58.1 million from $683.7 million in 1995 to $741.8 in 1996. Average interest-bearing deposits outstanding increased $28.7 million year-to-year and the rate paid on these deposits increased from 3.79% in 1995 to 3.86% in 1996. Average borrowed funds outstanding increased from period-to-period by $29.4 million. The rate paid on these funds increased by 0.19%.

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

The Company made a provision for loan losses of $250,000 in the third quarter of 1996 and 1995. The level of non-performing loans declined to $2.8 million at September 30, 1996 from $5.7 million at September 30, 1995. Non-performing loans to total loans were 0.60% at September 30, 1996 versus 1.23% at September 30, 1995. A provision of $750,000 was made for the first nine months of 1996 and 1995. Net charge-offs on loans decreased from $928,000 in 1995 to $201,000 in the 1996 period.

The Company's allowance for loan losses was $7.0 million at September 30, 1996, which represents 251.39% of non-performing loans and 1.50% of total loans, versus an allowance for loan losses at September 30, 1995 of $6.5 million or 114.01% of non-performing loans and 1.41% of total loans.

OTHER INCOME (CHARGES). Other income increased from $1.3 million in the third quarter of 1995 to $1.7 million in 1996. Deposit fee income increased $404,000 or 41.8% period-to-period. This was mainly attributable to the continued success of the Company's retail checking account program which was initiated in the first quarter of 1996. Mortgage and security sales resulted in a net gain of $89,000 in the third quarter of 1996 versus a net gain of $117,000 in the 1995 period.

Other income for the first nine months of 1996 was $4.9 million, up $800,000 from $4.1 million in the prior year period. This was mainly due to the increase in deposit fee income of $847,000 or 29.7% resulting from the new checking program. Mortgage and security gains were down $120,000 period-to-period.

PROVISION FOR INCOME TAX. The provision for income taxes was calculated assuming an effective tax rate of 41.8% for the third quarter of 1996 and 41.9% for the third quarter of 1995. The provision for the first nine months of 1996 was 40.2% versus 40.8% for the 1995 period. Excluding merger related expenses, some of which are not tax deductible, the Company's effective tax rate for the nine months of 1996 would have been 37.5%. The Company has reduced its state tax liability through the use of tax-advantaged securities corporations as allowed by Massachusetts law. The securities corporations are subsidiaries of the Company's bank subsidiary.

                               FINANCIAL CONDITION
                               -------------------




GENERAL. Total assets were $917.8 million at September 30, 1996, up from $892.2 million at December 31, 1995 and $854.6 million at September 30, 1995. Investment securities increased $29.5 million from year-end 1995 to $380.9 million at September 30, 1996. Loans increased by $6.8 million from year-end 1995 to September 30, 1996 due to an increase in commercial mortgage loans of $13.5 million and other commercial loans of $13.6 million, partially offset by a decline in consumer loans of $11.0 million, a decline in residential real estate of $7.2 million and a decline in home equity lines of credit of $2.0 million.

Total deposits increased $28.6 million from $734.0 million at year-end 1995 to $762.6 million at September 30, 1996. The balance in transaction accounts increased $13.5 million for the period.

LOANS. Total loans outstanding at September 30, 1996 were $465.4 million as compared to $458.6 million at December 31, 1995. Commercial loans rose to $194.2 million at September 30, 1996, up $27.0 million from year-end 1995. In particular, non-real estate commercial loans rose $13.9 million during the nine month period. Residential real estate has declined over the nine month period due to a decrease in the origination of adjustable-rate mortgages. Adjustable-rate mortgages and fixed-rate mortgages having final maturities of ten years or less are typically originated for the Company's loan portfolio. Consumer loans have decreased due to the Company's decision to no longer originate indirect automobile loans. The Company determined that such loans presented higher risks and lower yields than alternative investment options.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

                                          September 30, 1996      December 31, 1995
                                          ------------------      -----------------
Real Estate:
   Residential                                  $189,233               $196,404
   Commercial                                    140,999                127,457
   Construction                                    4,142                  4,291
   Home Equity Line of Credit                     41,515                 43,605
Commercial Loans                                  49,079                 35,441
Consumer                                          40,419                 51,380
                                                --------               --------
   Total Loans                                   465,387                458,578
Less:Deferred income on loans                       (971)                  (952)
     Allowance for loan losses                    (6,976)                (6,427)
                                                --------               --------
   Loans, net                                   $457,440               $451,199
                                                ========               ========

ALLOWANCE FOR LOAN LOSSES. Funds provided for possible loan losses for both the third quarter of 1996 and 1995 were $250,000. Net charge-offs in the third quarter of 1996 totaled $34,000 compared to net recoveries of $1,000 for the prior year period.

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



The following table analyzes changes in the allowance for loan losses over the past five quarters:

                                                               For the Quarter Ended
                                              -----------------------------------------------------
                                              9/30/96    6/30/96     3/31/96    12/31/95    9/30/95
                                              -------    -------     -------    --------    -------
                                                                   (In Thousands)

Allowance, beginning of period                $6,760      6,506      $6,427       $6,536      $6,285
Provision                                        250        250         250          400         250
                                              ------     ------      ------       ------       ------
                                               7,010      6,756       6,677        6,936       6,535
                                              ------     ------      ------       ------      ------
Charge-offs:
   Commercial                                      9         19          39          397          --
   Residential                                    71        119          69           27          94
   Consumer                                       90        106         170          189         119
                                              ------     ------      ------       ------     -------
     Total charge-offs                           170        244         278          613         213
                                              ------     ------      ------       ------     -------
Recoveries:
   Commercial                                    115        218          82           90         167
   Residential                                    --          9          --           --           8
   Consumer                                       21         21          25           14          39
                                              ------     ------      ------       ------      ------
     Total recoveries                            136        248         107          104         214
                                              ------     ------      ------       ------      ------
Net charge-offs (recoveries)                      34         (4)        171          509          (1)
                                              ------     ------      ------       ------      ------

Allowance, end of period                      $6,976     $6,760      $6,506       $6,427      $6,536
                                              ======     ======      ======       ======      ======
Allowance as a percentage of:
   Total loans                                  1.50%     1.49%        1.44%        1.40%       1.41%
   Non-performing loans                       251.39%   197.37%      187.27%      146.77%     114.01%


NON-PERFORMING ASSETS. Non-performing assets totaled $4.9 million at September 30, 1996, a decrease of $2.9 million from $7.8 million at December 31, 1995. This decrease was mainly due to a reduction of $1.6 million in the balance of nonaccruing loans and a decline in other real estate owned of $1.3 million.

It is the Company's policy to discontinue the accrual of interest and reverse any unpaid accrued amounts when a loan is past due 90 days or more, or when, in the judgement of management, the collectibility of principal or interest becomes doubtful. The Company may continue to accrue interest on loans past due 90 days or more if the loans are well secured and in the process of collection.

Impaired loans amounting to $1.1 million at September 30, 1996 are included in various categories in the table below and the allowance for losses on impaired loans was $282,000 at September 30, 1996. An impaired loan is a loan for which it is probable that the lender will not be able to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan is required to be measured on a loan by loan basis either by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company's loans which have been impaired have been measured by the fair value of existing collateral.

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

Other real estate owned is real estate acquired through foreclosure or by deed in lieu of foreclosure. At September 30, 1996, 71.7%, or $1.6 million of other real estate owned was comprised of one commercial property.

The following table sets forth the principal balance of: (a) loans on a nonaccrual basis, (b) other real estate owned, (c) accruing, restructured loans, and (d) other impaired loans not included in categories (a) through (c).


                                   9/30/96     6/30/96       3/31/96     12/31/95      9/30/95
                                   -------     -------       -------     --------      -------
                                                          (In Thousands)

Nonaccruing loans                   $2,775     $ 3,425       $ 3,474      $ 4,379      $ 5,733
Other real estate owned              2,161       3,659         4,057        3,430        3,840
                                    ------      ------        ------      -------      -------
Total non-performing assets          4,936       7,084         7,531        7,809        9,573

Accruing, restructured loans           967         831         3,042        3,722        1,459
Other impaired loans                   315         305           443        1,202           --
                                    ------      ------       -------      -------      -------
     Total                          $6,218      $8,220       $11,016      $12,733      $11,032
                                    ======      ======       =======      =======      =======


INVESTMENTS. Investment securities represent a significant portion of the Company's earning assets. Investment securities totaled $380.9 million, or 41.5% of total assets, at September 30, 1996 and $351.4 million, or 39.4% of total assets, at December 31, 1995. The Company classified 100% of its investment portfolio as "available for sale" in the fourth quarter of 1995. The Company had an unrealized gain on its "available for sale" securities of $1.7 million at December 31, 1995, but due to a rising interest rate environment during the first nine months of 1996 the Company had an unrealized loss of $2.3 million at September 30, 1996. The following table presents the amortized cost of investment securities at the dates indicated:

                                                  September 30, 1996  December 31, 1995
                                                  ------------------  -----------------
                                                             (In Thousands)

U.S. Treasury and government agencies                 $ 54,485            $ 51,987
State and municipal obligations                          5,540                 790
Other bonds and obligations                             22,609              36,022
Mortgage-backed securities                             106,899             141,643
REMICs and CMOs                                        180,748              98,205
Other asset-backed securities                            1,498               8,277
Marketable equity securities                             4,874               7,603
Restricted equity securities                             6,591               5,231
   Unrealized gain (loss) on securities
     available for sale                                 (2,301)              1,679
                                                       -------            --------
                                                      $380,943            $351,437
                                                      ========            ========



FIXED ASSETS. The Company's fixed assets are little changed from December 31, 1995 to September 30, 1996. The Company has no plans for major cash outlays for fixed assets in the immediate future.

DEPOSITS. Deposits represent the major source of funding for earning assets. Deposit flows vary in response to prevailing rates, economic conditions and competition. The Company's deposit mix shifted somewhat in 1996 from 1995 and transaction accounts rose from 22% of total deposits at December 31, 1995 to 23% of September 1996.

The Company initiated a program in the first quarter of 1996 to increase its base of transaction accounts in an effort to build customer relationships and reduce it interest cost of funds. The balance in transaction accounts increased $13.5 million to $175.9 million at September 30, 1996 from $162.4 million at year-end 1995, primarily as a result of this program.

FEDERAL HOME LOAN BANK ADVANCES. Advances from the Federal Home Loan Bank (FHLB) of Boston are utilized from time to time to fund long-term, fixed-rate loan commitments and liquidity needs. At September 30, 1996, these advances totaled $64.5 million as compared to $72.2 million at December 31, 1995.

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

The Company's banking subsidiary must meet minimum capital adequacy standards set by its regulator, the Office of Thrift Supervision. Banks are required by the OTS to maintain a minimum core capital ratio of 3.00%, and a minimum capital to risk-weighted assets ratio of 8.00%. At September 30, 1996, Family Bank maintained a core capital ratio of 6.53%, and a risk-based capital ratio of 10.61%. The after tax effect of SFAS No. 115 on stockholders' equity, goodwill and certain real estate investments are not included in capital when calculating these regulatory capital to asset ratios.

The Company's capital to asset ratio as defined by generally accepted accounting principles (GAAP) was 7.94% at September 30, 1996.

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

                           PART II - OTHER INFORMATION

Item  1.    Legal Proceedings
                  None

Item  2.    Changes in Securities
                  None

Item  3.    Defaults Upon Senior Securities
                  None

Item  4.    Submission of Matters to a Vote of Security Holders


Item  5.    Other Information
                  None

Item  6.    Exhibits and Reports on Form 8-K
                  None

                                   SIGNATURES







Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          Family Bancorp and Subsidiary
                                          -----------------------------









Date: November 12, 1996                   By: /s/ David D. Hindle
      -----------------                       ------------------------------
                                              David D. Hindle
                                              Chief Executive Officer




Date: November 12, 1996                   By: /s/ MaryAnn Soursourian
      -----------------                       ------------------------------
                                              MaryAnn Soursourian
                                              Principal Financial
                                                and Acctg Officer